Form 10-Q
period 1996-03-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1996-05-03
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         --------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
         OF WHICH CS FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
      (Exact name of registrant as specified in its governing instruments)

                       Delaware                                        Not Applicable
- - -------------------------------------------------------    -----------------------------------
(State or other jurisdiction of establishment of Trusts)   (I.R.S. Employer Identification No.)

c/o Wilmington Trust Company
      Rodney Square North
      Wilmington, Delaware                                               19890
- - -------------------------------------------------------    -----------------------------------
(Address of Owner Trustee)                                               (Zip Code)

Owner Trustee's telephone number, including area code                    302-651-1000

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS
                                      INDEX

                                                                                                   Page
                                                                                                   Number
                                                                                                   ------
PART I            FINANCIAL INFORMATION

         Item     1.       Financial Statements                                                       3

         Item     2.       Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                               3

PART II           OTHER INFORMATION

         Item     1.       Legal Proceedings                                                          4

         Item     2.       Changes in Securities                                                      4

         Item     3.       Defaults Upon Senior Securities                                            4

         Item     4.       Submission of Matters to a Vote of Security Holders                        4

         Item     5.       Other Information                                                          4

         Item     6        Exhibits and Reports on Form 8-K                                           4

SIGNATURE                                                                                             5

INDEX TO EXHIBITS                                                                                     6

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS

PART 1        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Financial statements for the period ended March 31, 1996 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

              As of the date of this report, the trusts have been formed and have not issued any Bonds. It is anticipated that the trusts will issue series of Bonds under Registration Statement No. 33-11924 which was filed on Form S-11 by CS First Boston Mortgage Securities Corp., on February 12, 1987 with the Securities and Exchange Commission providing for the issuance of up to $2,000,000, aggregate principal amount, of Collateralized Mortgage Obligations.

              The Trusts are formed under the laws of the state of Delaware by a trust agreement between CS First Boston Mortgage Securities Corp., as depositor, and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). Subsequent to the issuance of the Bonds of Trust 22 and Similar Trusts, the Depositor may sell all or a part of its ownership interest in the related trusts to other investors.

              The powers and activities of the aforementioned trusts are limited to the issuance of Bonds, the acquisition of mortgage-backed certificates to collateralize the Bonds, the administration of the Bonds and other related activities. Administration of the trusts will be performed on behalf of the Owner Trustee by an indirect wholly owned subsidiary of CS First Boston, Inc. As of the date of this report, the trusts have not issued any bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Not applicable.

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Form of Trust Agreement [for non-REMIC Bonds] (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-11 (No. 33-11924) dated February 12,
                      1987).

                      Form of Trust Agreement [for REMIC Bonds] (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Indenture (incorporated by reference to Exhibit 4 of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Bond Administration Agreement [for non-REMIC Bonds] (incorporated by reference to Exhibit 10(a) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Bond Administration Agreement [for REMIC Bonds] (incorporated by reference to Exhibit 10(b) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                  (b) Reports on Form 8-K

                      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CS First Boston Mortgage
                                       Securities Corp., as
                                       Depositor, on behalf of
                                       CS FBC Mortgage Securities
                                         Trust 22 and Similar Trusts

                                       By:      THOMAS M. ZINGALLI
                                           ----------------------------------
                                                Thomas M. Zingalli
                                                Controller and Principal
                                                   Accounting Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)



Dated:  April 22, 1996

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit                                                         Page
- - -------           ----------------------                                                         ----
3(a)              Form of Trust Agreement [for non-REMIC Bonds]                                    *

3(b)              Form of Trust Agreement [for REMIC Bonds]                                        *

4                 Form of Indenture                                                                *

10(a)             Form of Bond Administration Agreement [for non-REMIC Bonds]                      *

10(b)             Form of Bond Administration Agreement [for REMIC Bonds]                          *



*        Incorporated by reference to the same Exhibits in Registration
         Statement on Form S-11   (No. 33-11924) filed with the Securities and
         Exchange Commission on February 12, 1987.