Form 10-Q
period 1996-06-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1996-08-05
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                ------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
         OF WHICH CS FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                           Not Applicable
(State or other jurisdiction                               (I.R.S. Employer
 of establishment of Trusts)                               Identification No.)

c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                        19890
(Address of Owner Trustee)                                    (Zip Code)

Owner Trustee's telephone number, including area code       302-651-1000

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART 1        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Financial statements for the period ended June 30, 1996 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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

                                         CS First Boston Mortgage
                                         Securities Corp., as
                                         Depositor, on behalf of
                                         CS FBC Mortgage Securities
                                            Trust 22 and Similar Trusts


                                         By:  THOMAS M. ZINGALLI
                                             ------------------------------
                                              Thomas M. Zingalli
                                              Controller and Principal
                                                Accounting Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

Dated:  July 31, 1996

                                INDEX TO EXHIBITS



Exhibit
Number      Description of Exhibit                                            Page
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

                                EXHIBITS INDEX



                    Exhibit 27     Financial Data Schedule