Form 10-Q
period 1996-09-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1996-11-12
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
         --------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1996
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
         OF WHICH CS FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
         --------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



         Delaware                                           Not Applicable
-----------------------------                              -------------------
(State or other jurisdiction                               (I.R.S. Employer
of establishment of Trusts)                                Identification No.)

c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                         19890
-----------------------------                              -------------------
(Address of Owner Trustee)                                    (Zip Code)

Owner Trustee's telephone number, including area code          302-651-1000
                                                           -------------------

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Financial statements for the period ended September 30, 1996 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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


                                       CS First Boston Mortgage
                                       Securities Corp., as
                                       Depositor, on behalf of
                                       CS FBC Mortgage Securities
                                         Trust 22 and Similar Trusts


                                       By: /s/ THOMAS M. ZINGALLI
                                           ---------------------------------
                                               Thomas M. Zingalli
                                               Controller and Principal
                                                 Accounting Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)


Dated:  October 25, 1996

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Exhibit                                                 Page
------         ----------------------                                                 ----
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