Form 10-K
period 1996-12-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1997-03-28
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

         --------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1996
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
      (Exact name of registrant as specified in its governing instruments)



           Delaware                                    Not Applicable
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of establishment of Trusts)

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

                                                                                                 Page
                                                                                                 Number
PART I

         Item     1.       Business                                                                   3
         Item     2.       Properties                                                                 3
         Item     3.       Legal Proceedings                                                          3
         Item     4.       Submission of Matters to a Vote of Security Holders                        3

PART II

         Item     5.       Market for the Registrant's Common Equity and Related
                               Stockholder Matters                                                    4
         Item     6.       Selected Financial Data                                                    4
         Item     7.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                    4
         Item     8.       Financial Statements and Supplementary Data                                4
         Item     9.       Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                                    4

PART III

         Item     10.      Directors and Executive Officers of the Registrant                         4
         Item     11.      Executive Compensation                                                     4
         Item     12.      Security Ownership of Certain Beneficial Owners and
                               Management                                                             4
         Item     13.      Certain Relationships and Related Transactions                             5

PART IV

         Item     14.      Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K                                                            5

SIGNATURE                                                                                             6
INDEX TO EXHIBITS                                                                                     7

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART 1

Item 1.       Business

              CS FBC Mortgage Securities Trust 22 and Similar Trusts (formerly FBC Mortgage Securities Trust 22 and Similar Trusts) (the "Trusts") are trusts established under the laws of the State of Delaware by a Trust Agreement between Credit Suisse First Boston Mortgage Securities Corp., (formerly CS First Boston Mortgage Securities Corp.) as depositor (the "Depositor") and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). The Depositor, a Delaware corporation is an indirect wholly owned subsidiary of Credit Suisse First Boston , Inc. (formerly CS First Boston, Inc.,) and is the settlor and sole beneficiary of the issuer prior to the offering. Subsequent to the issuance of the Bonds, the Depositor may sell all or a part of its ownership interest in the related trusts to other investors. Wilmington Trust Company will act as Owner Trustee for, and at the direction of, the beneficial holders of the Trusts.

              The Trust Agreement provides that the Trusts have no power to engage in any activities other than (i) the issuance and sale of the Bonds pursuant to the Indenture and the acquiring, owning, holding and pledging of Mortgage Certificates in connection therewith, provided that the bonds have been rated "AAA" by Standard & Poor's Corporation; (ii) activities which are necessary, suitable or convenient to accomplish the foregoing or are incidental thereto or connected therewith; and (iii) such other activities as may be required in connection with conservation of trust assets and distributions to holders of the beneficial interest in the Trusts. The provision of the Trust Agreements so limiting the power of the Trusts is not subject to amendment without the prior written consent of Bondholders holding in the aggregate no less than a majority of the outstanding principal amount of the Bonds.

              As of the date of this report, the trusts have not issued any bonds.

Item 2.       Properties

              The Trusts neither own nor lease any physical properties.

Item 3.       Legal Proceedings

              The Trusts are not a party to any material actual or pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

PART II.

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

              Not applicable.

Item 6.       Selected Financial Data

              Selected financial data is omitted, because financial statements for the year ended December 31, 1996 have not been prepared in as much as the reporting entities have not yet commenced operations as of that date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Not applicable.

Item 8.       Financial Statements and Supplementary Data

              Financial statements for the year ended December 31, 1996 have not been prepared inasmuch as the reporting entities have not yet commenced operations as of that date.

              As of the date of this report, the trusts have been formed and have not issued any bonds. It is anticipated that the trusts will issue series of Bonds under Registration Statement No. 33-11924 which was filed on Form S-11 by Credit Suisse First Boston Mortgage Securities Corp. on February 12, 1987 with the Securities and Exchange Commission providing for the issuance of up to $2,000,000,000 aggregate principal amount, of Collateralized Mortgage Obligations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

PART III.

Item 10.      Directors and Executive Officers of the Registrant

              Not applicable.

Item 11.      Executive Compensation

              Not applicable.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Not applicable.

Item 13.      Certain Relationships and Related Transactions

              Not applicable.

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)      The following documents are filed as part of this report.

                       (1)      Financial Statements

                                Financial Statements for the year ended
                                December 31, 1996 have not been prepared inasmuch as the reporting entities had not commenced operations as of that date.

                       (2)      Financial Statement Schedules

                                Financial Statement Schedules are omitted because they are not required or are applicable.

                       (3)      Exhibits

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

                                Form of Bond Administration Agreement [for
                                REMIC Bonds] (incorporated by reference to Exhibit 10(b) of Registration Statement on Form S-11 (No. 33- 11924) dated February 12,
                                1987).

                  (b)      Reports on Form 8-K

                           None.

                  (c) Exhibits filed as part of this report are included in Item 14(a)(3) above.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Credit Suisse First Boston Mortgage
                                       Securities Corp., as
                                       Depositor, on behalf of
                                       CS FBC Mortgage Securities
                                         Trust 22 and Similar Trusts


                                       By:      THOMAS M. ZINGALLI
                                           -----------------------
                                                Thomas M. Zingalli
                                                Controller and Principal
                                                 Accounting Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)



Dated:  March 21, 1997

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