Form 10-Q
period 1997-03-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1997-05-15
CIK 921143

Washington, D.C. 20549



                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 1997
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
  ----------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instruments)



          Delaware                                  Not Applicable
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  of establishment of Trusts)

c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                       19890
----------------------------                           ------------------------
(Address of Owner Trustee)                                   (Zip Code)


Owner Trustee's telephone number, including area code       302-651-1000
                                                       ------------------------

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                       -----------------------------------
                                AND SIMILAR TRUST
                                -----------------
                                     INDEX
                                     -----


                                                                          Page
                                                                         Number
                                                                        --------
PART I            FINANCIAL INFORMATION
         Item     1.  Financial Statements                                  3


         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations      3

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                     4

         Item     2.  Changes in Securities                                 4

         Item     3.  Defaults Upon Senior Securities                       4

         Item     4.  Submission of Matters to a Vote of Security Holders   4

         Item     5.  Other Information                                     4

         Item     6.  Exhibits and Reports on Form 8-K                      4


SIGNATURE                                                                   5

INDEX TO EXHIBITS                                                           6

                       CS FBC MORTGAGE SECURITIES TRUST 22
                       -----------------------------------
                               AND SIMILAR TRUSTS
                               ------------------


PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------

               Financial statements for the period ended March 31, 1997 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

               As of the date of this report, the trusts have been formed and have not issued any Bonds. It is anticipated that the trusts will issue series of Bonds under Registration Statement No. 33-11924 which was filed on Form S-11 by Credit Suisse First Boston Mortgage Securities Corp., on February 12, 1987 with the Securities and Exchange Commission providing for the issuance of up to $2,000,000,000 aggregate principal amount, of Collateralized Mortgage Obligations.

               The Trusts are formed under the laws of the state of Delaware by a trust agreement between Credit Suisse First Boston Mortgage Securities Corp., as depositor, and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). Subsequent to the issuance of the Bonds of Trust 22 and Similiar Trusts, the Depositor may sell all or a part of its ownership interest in the related trusts to other investors.

               The powers and activities of the aforementioned trusts are limited to the issuance of Bonds, the acquisiton of mortgage-backed certificates to collateralize the Bonds, the administration of the Bonds and other related activities. As of the date of this report, the trusts have not issued any bonds.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Not applicable.

                       CS FBC MORTGAGE SECURITIES TRUST 22
                       -----------------------------------
                               AND SIMILAR TRUSTS
                               ------------------

PART II           OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  None.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.
                  ---------------

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits:
                      ---------

                      Form of Trust Agreement (for non-REMIC Bonds) (incorporated by reference to Exhibit 3(a) of Registration Statement on Form S-11 (No. 33-11924) dated February 12,
                      1987).

                      Form of Trust Agreement (for REMIC Bonds) (incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Indenture (incorporated by reference to Exhibit 4 of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Bond Administration Agreement (for non-REMIC Bonds) (incorporated by reference to Exhibit 10(a) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                      Form of Bond Administration Agreement (for REMIC Bonds) (incorporated by reference to Exhibit 10(b) of Registration Statement on Form S-11 (No. 33-11924) dated February 12, 1987).

                  (b) Reports on Form 8-K
                      -------------------
                      None.

                                    SIGNATURE
                                    ---------

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



                                        Credit Suisse First Boston Mortgage
                                        Securities Corp., as
                                        Depositor, on behalf of
                                        CS FBC Mortgage Securities
                                        Trust 22 and Similar Trusts



                                        By: /s/ THOMAS M. ZINGALLI
                                            -----------------------------------
                                                    Thomas M. Zingalli
                                                 Controller and Principal
                                                     Accounting Officer
                                               (Duly Authorized Officer and
                                                Principal Accounting Officer)


Dated:  May 1, 1997

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number    Description of Exhibit                                          Page
-------   ----------------------                                          ----
3(a)      Form of Trust Agremment (for non-REMIC Bonds)                     *

3(b)      Form of Trust Agreement (for REMIC Bonds)                         *

4         Form of Indenture                                                 *

10(a)     Form of Bond Administration Agreement (for non-REMIC Bonds)       *

10(b)     Form on Bond Administration Agreement (for REMIC Bonds)           *


* Incorporated by reference to the same Exhibits in Registration Statement on Form S-11 (No. 33- 11924) filed with the Securities and Exchange Commission on February 12, 1987.