Form 10-Q
period 1997-06-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1997-08-13
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 1997
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
   --------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



           Delaware                                    Not Applicable
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of establishment of Trusts)


c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                    19890
----------------------------                ------------------------------------
(Address of Owner Trustee)                                (Zip Code)


Owner Trustee's telephone                                 302-651-1000
number, including area code                 ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS




PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------

               Financial statements for the period ended June 30, 1997 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               ---------------------------------------------------------------

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

                  None

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



                                             Credit Suisse First Boston Mortgage
                                             Securities Corp., as
                                             Depositor, on behalf of
                                             CS FBC Mortgage Securities
                                             Trust 22 and Similar Trusts



                                             By:      THOMAS M. ZINGALLI
                                                 -------------------------------
                                                      Thomas M. Zingalli
                                                   Controller and Principal
                                                       Accounting Officer
                                                 (Duly Authorized Officer and
                                                  Principal Accounting Officer)


Dated:  August 8, 1997

                                INDEX TO EXHIBITS
                                -----------------

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