Form 10-Q
period 1997-09-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1997-11-14
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

   --------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended September 30, 1997
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
   --------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



                        Delaware                               Not Applicable
--------------------------------------------------------     -----------------
(State or other jurisdiction of establishment of Trusts)      (I.R.S. Employer
                                                             Identification No.)


c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                           19890
--------------------------------------------------------     -----------------
(Address of Owner Trustee)                                       (Zip Code)


Owner Trustee's telephone number, including area code          302-651-1000
                                                             -----------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                       CS FBC MORTGAGE SECURITIES TRUST 22
                       -----------------------------------
                                AND SIMILAR TRUST
                                -----------------
                                      INDEX
                                      -----




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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                       -----------------------------------
                               AND SIMILAR TRUSTS
                               ------------------




PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------

               Financial statements for the period ended September 30, 1997 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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


Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

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



                                             Credit Suisse First Boston Mortgage
                                             Securities Corp., as
                                             Depositor, on behalf of
                                             CS FBC Mortgage Securities
                                             Trust 22 and Similar Trusts



                                             By: THOMAS M. ZINGALLI
                                                 ------------------
                                                 Thomas M. Zingalli
                                              Controller and Principal
                                                  Accounting Officer
                                            (Duly Authorized Officer and
                                             Principal Accounting Officer)


Dated:  November 12, 1997

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit                                    Page

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