Form 10-K
period 1997-12-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1998-03-31
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

         --------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1997
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



                  Delaware                                             Not Applicable
                  --------                                             --------------
(State or other jurisdiction of establishment of Trusts)     (I.R.S. Employer Identification No.)

c/o Wilmington Trust Company
      Rodney Square North
      Wilmington, Delaware                                         19890
---------------------------------                          ---------------------
(Address of Owner Trustee)                                     (Zip Code)

Owner Trustee's telephone number, including area code          302-651-1000
                                                           ---------------------

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART 1

Item 1.       Business

              CS FBC Mortgage Securities Trust 22 and Similar Trusts (the "Trusts") are trusts established under the laws of the State of Delaware by a Trust Agreement between Credit Suisse First Boston Mortgage Securities Corp., as depositor (the "Depositor") and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). The Depositor, a Delaware corporation is an indirect wholly owned subsidiary of Credit Suisse First Boston, Inc. and is the settlor and sole beneficiary of the issuer prior to the offering. Subsequent to the issuance of the Bonds, the Depositor may sell all or a part of its ownership interest in the related trusts to other investors. Wilmington Trust Company will act as Owner Trustee for, and at the direction of, the beneficial holders of the Trusts.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

PART II.

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

              Not applicable.

Item 6.       Selected Financial Data

              Selected financial data is omitted, because financial statements for the year ended December 31, 1997 have not been prepared inasmuch as the reporting entities have not yet commenced operations as of that date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Not applicable.

Item 8.       Financial Statements and Supplementary Data

              Financial statements for the year ended December 31, 1997 have not been prepared inasmuch as the reporting entities have not yet commenced operations as of that date.

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

                       (1)      Financial Statements

                                Financial Statements for the year ended
                                December 31, 1997 have not been prepared inasmuch as the reporting entities had not commenced operations as of that date.

                       (2)      Financial Statement Schedules

                                Financial Statement Schedules are omitted because they are not required or applicable.

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


                                        Credit Suisse First Boston Mortgage
                                        Securities Corp., as
                                        Depositor, on behalf of
                                        CS FBC Mortgage Securities
                                        Trust 22 and Similar Trusts


                                        By:      THOMAS M. ZINGALLI
                                            ------------------------------------
                                                 Thomas M. Zingalli
                                                 Controller and Principal
                                                     Accounting Officer
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)



Dated:  March 24, 1998

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


                                        Credit Suisse First Boston Mortgage
                                        Securities Corp., as
                                        Depositor, on behalf of
                                        CS FBC Mortgage Securities
                                        Trust 22 and Similar Trusts


                                        By:
                                            ------------------------------------
                                                 Thomas M. Zingalli
                                                 Controller and Principal
                                                     Accounting Officer
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)





Dated:  March 24, 1998

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