Form 10-Q
period 1998-03-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1998-05-13
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998
                         Commission File Number 33-11924

             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                    Not Applicable
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of establishment of Trusts)

c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                     19890
----------------------------------          ------------------------------------
(Address of Owner Trustee)                                (Zip Code)

Owner Trustee's telephone number, including area code          302-651-1000
                                                               ------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                       CS FBC MORTGAGE SECURITIES TRUST 22
                                AND SIMILAR TRUST
                                      INDEX

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Financial statements for the period ended March 31, 1998 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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

                                           Credit Suisse First Boston Mortgage
                                           Securities Corp., as
                                           Depositor, on behalf of
                                           CS FBC Mortgage Securities
                                           Trust 22 and Similar Trusts



                                           By: /s/ THOMAS M. ZINGALLI
                                               ----------------------
                                                   Thomas M. Zingalli
                                                Controller and Principal
                                                    Accounting Officer
                                              (Duly Authorized Officer and
                                               Principal Accounting Officer)

Dated:  May 11, 1998

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