Form 10-Q
period 1998-06-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1998-08-12
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 1998
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
      (Exact name of registrant as specified in its governing instruments)



                  Delaware                           Not Applicable
                  --------                           --------------
      (State or other jurisdiction of               (I.R.S. Employer
          establishment of Trusts)                 Identification No.)



   c/o Wilmington Trust Company
       Rodney Square North
       Wilmington, Delaware                             19890
       --------------------                             -----
    (Address of Owner Trustee)                         (Zip Code)


Owner Trustee's telephone number, including area code       302-651-1000
                                                            ------------
Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:      None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS

PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements

            Financial statements for the period ended June 30, 1998 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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


Dated:  August 10, 1998

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

     ----------

* Incorporated by reference to the same Exhibits in Registration Statement on Form S-11 (No. 33-11924) filed with the Securities and Exchange Commission on February 12, 1987.