Form 10-Q
period 1998-09-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1998-11-10
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended September 30, 1998
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
  ----------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



          Delaware                                    Not Applicable
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
    establishment of Trusts)


c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                            19890
------------------------------                                   ----------
(Address of Owner Trustee)                                       (Zip Code)


Owner Trustee's telephone number, including area code             302-651-1000
                                                                  ------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

                          CS FBC MORTGAGE SECURITIES TRUST 22
                                   AND SIMILAR TRUST
                                         INDEX


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

                          CS FBC MORTGAGE SECURITIES TRUST 22
                                  AND SIMILAR TRUSTS

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Financial statements for the period ended September 30, 1998 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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

               (a)Exhibits:

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

               (b)Reports on Form 8-K
                  None.

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



                                        Credit Suisse First Boston Mortgage
                                        Securities Corp., as
                                        Depositor, on behalf of
                                        CS FBC Mortgage Securities
                                        Trust 22 and Similar Trusts



                                        By:    THOMAS M. ZINGALLI
                                            --------------------------------
                                                  Thomas M. Zingalli
                                               Controller and Principal
                                                   Accounting Officer
                                             (Duly Authorized Officer and
                                              Principal Accounting Officer)


Dated: November 9, 1998

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