Form 10-K
period 1998-12-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1999-03-31
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

         --------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1998
                         Commission File Number 33-11924

            CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
  OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
  --------------------------------------------------------------------------
     (Exact name of registrant as specified in its governing instruments)



          Delaware                                     Not Applicable
 ----------------------------               ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of establishment of Trusts)

  c/o Wilmington Trust Company
      Rodney Square North
      Wilmington, Delaware                                  19890
   --------------------------                            ----------
   (Address of Owner Trustee)                            (Zip Code)

Owner Trustee's telephone number, including area code    302-651-1000
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

                                                                           Page
                                                                          Number
                                                                          ------
ART I

      Item  1.    Business                                                   3
      Item  2.    Properties                                                 3
      Item  3.    Legal Proceedings                                          3
      Item  4.    Submission of Matters to a Vote of Security Holders        3

PART II

      Item  5.    Market for the Registrant's Common Equity and Related
                     Stockholder Matters                                     4
      Item  6.    Selected Financial Data                                    4
      Item  7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     4
      Item  7a.   Quantitative and Qualitative Disclosures
                     About Market Risks                                      4
      Item  8.    Financial Statements and Supplementary Data                4
      Item  9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     4

PART III

      Item  10.   Directors and Executive Officers of the Registrant         4
      Item  11.   Executive Compensation                                     4
      Item  12.   Security Ownership of Certain Beneficial Owners and
                     Management                                              4
      Item  13.   Certain Relationships and Related Transactions             5

PART IV

      Item  14.   Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                             5

SIGNATURE                                                                    6
INDEX TO EXHIBITS                                                            7

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Not applicable.

Item 6.  Selected Financial Data

         Selected financial data is omitted, because financial statements for the year ended December 31, 1998 have not been prepared inasmuch as the reporting entities have not yet commenced operations as of that date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         Financial statements for the year ended December 31, 1998 have not been prepared inasmuch as the reporting entities have not yet commenced operations as of that date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART III.

Item 10. Directors and Executive Officers of the Registrant

Name                  Age                  Title                    Date Elected
----                  ---                  -----                    ------------
Thomas M. Zingalli     40    Controller and Principal Accounting      08/05/94
                             Officer

Item 11. Executive Compensation

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not applicable.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV.

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   The following documents are filed as part of this report.

            (1)   Financial Statements

                  Financial Statements for the year ended December 31, 1998 have not been prepared inasmuch as the reporting entities had not commenced operations as of that date.

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



Dated:  March 26, 1999

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