Form 10-Q
period 1999-03-31
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1999-05-11
CIK 921143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 1999
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
   --------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



             Delaware                                   Not Applicable
             --------                                   --------------
   (State or other jurisdiction                        (I.R.S. Employer
    of establishment of Trusts)                       Identification No.)

   c/o Wilmington Trust Company
       Rodney Square North
       Wilmington, Delaware                                  19890
   ----------------------------                              -----
    (Address of Owner Trustee)                            (Zip Code)


Owner Trustee's telephone number, including area code              302-651-1000
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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS




PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements

               Financial statements for the period ended March 31, 1999 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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



                                     Credit Suisse First Boston Mortgage
                                     Securities Corp., as
                                     Depositor, on behalf of
                                     CS FBC Mortgage Securities
                                     Trust 22 and Similar Trusts



                                     By: _____________________________
                                              Thomas M. Zingalli
                                           Controller and Principal
                                              Accounting Officer
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)


Dated:  May 7, 1999

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



                                     Credit Suisse First Boston Mortgage
                                     Securities Corp., as
                                     Depositor, on behalf of
                                     CS FBC Mortgage Securities
                                     Trust 22 and Similar Trusts



                                     By:     /s/ THOMAS M. ZINGALLI
                                         -----------------------------
                                               Thomas M. Zingalli
                                            Controller and Principal
                                               Accounting Officer
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)

Dated:  May 7, 1999

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