Form 10-Q
period 1999-06-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1999-08-13
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 1999
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
   --------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)



           Delaware                                             Not Applicable
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
 of establishment of Trusts)                                 Identification No.)

c/o Wilmington Trust Company
    Rodney Square North
    Wilmington, Delaware                                           19890
----------------------------                                 -------------------
 (Address of Owner Trustee)                                      (Zip Code)


Owner Trustee's telephone number, including area code           302-651-1000
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                       CS FBC MORTGAGE SECURITIES TRUST 22
                                AND SIMILAR TRUST
                                      INDEX




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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART I         FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS

               Financial statements for the period ended June 30, 1999 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

               Registration Statement No. 33-11924 was filed on Form S-11 by Credit Suisse First Boston Mortgage Securities Corp., on February 12, 1987 with the Securities and Exchange Commission which provided for the issuance of up to $2,000,000,000 aggregate principal amount of Collateralized Mortgage Obligations. As of the date of this report, the trusts have been formed and have not issued any Bonds.

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


Dated:  August 6, 1999

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