Form 10-Q
period 1999-09-30
CS FBC MORTGAGE SECURITIES TRUST 22 OF CS FIRST BOSTON MOR S
filed 1999-11-15
CIK 921143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

            ---------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1999
                         Commission File Number 33-11924


             CS FBC MORTGAGE SECURITIES TRUST 22 AND SIMILAR TRUSTS
   OF WHICH CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. IS DEPOSITOR
   --------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)


            DELAWARE                                NOT APPLICABLE
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
    establishment of Trusts)

 c/o Wilmington Trust Company
     Rodney Square North
     WILMINGTON, DELAWARE                               19890
 ----------------------------                        ----------
  (Address of Owner Trustee)                         (Zip Code)


Owner Trustee's telephone number, including area code 302-651-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       CS FBC MORTGAGE SECURITIES TRUST 22
                                AND SIMILAR TRUST
                                      INDEX

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

                       CS FBC MORTGAGE SECURITIES TRUST 22
                               AND SIMILAR TRUSTS


PART I         FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS

               Financial statements for the period ended September 30, 1999 have not been prepared in as much as the reporting entities have not commenced operations as of that date.

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


Dated: November 8, 1999

                                INDEX TO EXHIBITS

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